Form 10-K
period 2004-09-30
Franklin Auto Trust 2004-1
filed 2004-12-14
CIK 1298553

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2004
                                       OR
[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                      Commission file numbers 333-106297-02

                           FRANKLIN AUTO TRUST 2004-1
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             04-7009306
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

      47 WEST 200 SOUTH, SUITE 500
          SALT LAKE CITY, UTAH                                      84101
(Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including Area Code: (800) 763-3400

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:        None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:        None


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days.   YES [X]    NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K:   N/A

Indicate by check mark whether registrant is an accelerated filer (as defined in
Rule 12b-2 of the Act).   YES [ ]   NO [X]

Aggregate  market  value  of the  voting  stock  held by  non-affiliates  of the
Registrant:    N/A

DOCUMENTS INCORPORATED BY REFERENCE:        None

ITEM 1.  BUSINESS

The Franklin Auto Trust 2004-1 (the "2004-1 Trust") is a Delaware statutory trust formed pursuant to the trust agreement (the "2004-1 Agreement") between Franklin Receivables LLC, as Seller, and Deutsche Bank Trust Company Delaware, as Owner Trustee. On July 8, 2004, Franklin Receivables LLC transferred approximately $215,025,000 of Prime, Non-Prime and Sub-Prime motor vehicle retail installment sale contracts ("Contracts") and $35,000,000 for the purchase of additional Contracts during a funding period (collectively, the "2004-1
Receivables") to the 2004-1 Trust. The 2004-1 Trust pledged the 2004-1 Receivables to The Bank of New York, as indenture trustee (the "2004-1 Indenture Trustee"), who in turn issued asset backed notes (the "2004-1 Asset Backed Notes").

ITEM 2.  PROPERTIES

See Item 1 Above.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Registrant is a party, or of which any of its property is the subject; nor are any such proceedings known to be contemplated by any governmental authorities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

For the 2004-1 Trust, there were three holders of record of 2004-1 Class A-1 Asset Backed Notes, seven holders of record of 2004-1 Class A-2 Asset Backed Notes and seven holders of record of 2004-1 Class A-3 Asset Backed Notes as of the end of the Registrant's fiscal year. To Registrant's knowledge, there is no active market for such securities.

ITEM 6.  SELECTED FINANCIAL HIGHLIGHTS

N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

N/A

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

N/A

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There is nothing to report with regard to this item.

ITEM 9A. CONTROLS AND PROCEDURES

N/A

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

None.

ITEM 11. EXECUTIVE COMPENSATION

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following persons hold in excess of 5% of the aggregate outstanding 2004-1 Asset Backed Notes as of September 30, 2004:

  TITLE OF CLASS        NAME AND ADDRESS OF BENEFICIAL                     AMOUNT       PERCENTAGE
                                    OWNERS
----------------        -------------------------------             -------------       ----------
CLASS A-1               MFG TRADE                                   12,637,897.73           10.14%
---------               P.O. Box 1377
                        Buffalo, NY 14240


                        STATE STREET BANK AND                       57,291,803.05           45.95%
                        TRUST COMPANY
                        1776 Heritage Dr.
                        Global Corporate Action Unit Jab
                        5NW
                        No. Quincy, MA 02171


                        WBNA- MAIN                                  54,764,223.51           43.92%
                        530 Walnut Street
                        Philadelphia, PA 19101


CLASS A-2               JPMORGAN CHASE BANK                         11,650,000.00           25.89%
---------               Proxy/Class Actions/Bankruptcy
                        Dallas, TX 75254



                        STATE STREET BANK AND                        2,500,000.00            5.56%
                        TRUST COMPANY
                        1776 Heritage Dr.
                        Global Corporate Action Unit Jab
                        5NW
                        No. Quincy, MA 02171


                        MELLON TR                                   28,000,000.00           62.22%
                        525 William Penn Place, Suite 3418
                        Pittsburgh, PA 15259


CLASS A-3               THE BANK OF NEW YORK                        45,875,000.00           80.48%
---------               One Wall Street
                        New York, NY 10286


                        MELLON TR                                    6,000,000.00           10.53%
                        525 William Penn Place, Suite 3418
                        Pittsburgh, PA 15259


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

N/A


                                     PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

N/A

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    Exhibits: See Index to Exhibits on Page 9.

(a)(2)    N/A

(a)(3)    See (a)(1) above.

(b)(1) Form 8-K filed on July 28, 2004 filing under Item 5 "Other Events" and Item 7 "Financial Statements, Pro Forma Financial Information and Exhibits", containing the Amended and Restated Trust Agreement, Indenture, Sale and Servicing Agreement, Financial Guarantee Insurance Policy, Purchase Agreement, Underwriting Agreement and Letter Agreement and other operative agreements executed in connection with the issuance of the notes.

(b)(2) Form 8-K filed on August 20, 2004 filing under Item 5 "Other Events and Regulation FD Disclosure" and Item 7 "Financial Statements, Pro Forma Financial Information and Exhibits", a Monthly Service Report for the month ended July 31, 2004.

(b)(3)    Form 8-K filed on August 25,  2004  filing  under  Item 8.01  "Other
          Events"  and  Item  9.01  "Financial   Statements,   and  Exhibits",
          containing pool information as of August 11, 2004.

(b)(4) Form 8-K filed on September 30, 2004 filing under Item 8.01 "Other Events" and Item 9.01 "Financial Statements, Pro Forma Financial Information and Exhibits", a Monthly Service Report for the month ended August 31, 2004.

(b)(5) Form 8-K filed on October 25, 2004 filing under Item 8.01 "Other Events" and Item 9.01 "Financial Statements, Pro Forma Financial Information and Exhibits", a Monthly Service Report for the month ended September 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the date indicated.

                                    FRANKLIN AUTO TRUST 2004-1
                                    (Registrant)

                                    By:    Franklin Capital Corp.,
                                           Servicer of the Trust


Date:  December 14, 2004                   /S/ HAROLD E. MILLER, JR.
                                           -------------------------
                                           HAROLD E. MILLER, JR.
                                           President
                                           (Principal Executive Officer)

                                  EXHIBIT INDEX


EXHIBITS FOR FRANKLIN AUTO TRUST 2004-1
---------------------------------------

4.1 Amended and Restated Trust Agreement between Franklin Receivables LLC and Deutsche Bank Trust Company Delaware, as Owner Trustee, dated as of July 1, 2004, incorporated by reference to Exhibit 4.1 to Registrant's Form 8-K (File Number 333-106297-02), filed on July 28, 2004.

4.2 Indenture between Franklin Auto Trust 2004-1, as Issuer, and The Bank of New York, as Trustee and Indenture Collateral Agent, dated as of July 1, 2004, incorporated by reference to Exhibit 4.2 to Registrant's Form 8-K (File Number 333-106297-02), filed on July 28, 2004.

4.3 Sale and Servicing Agreement among Franklin Auto Trust 2004-1, Issuer, Franklin Receivables LLC, Seller, Franklin Capital Corporation, Servicer, and Franklin Resources, Inc., Representative, dated as of July 1, 2004, incorporated by reference to Exhibit 4.3 to Registrant's Form 8-K (File Number 333-106297-02), filed on July 28, 2004.

4.4 Financial Guarantee Insurance Policy of MBIA Insurance Corporation, dated July 8, 2004, incorporated by reference to Exhibit 4.4. to Registrant's Form 8-K (File Number 333-106297-02), filed on July 28, 2004.

10.1 Purchase Agreement between Franklin Capital Corporation and Franklin Receivables LLC, dated as of July 1, 2004, incorporated by reference to
     Exhibit 10.1 to Registrant's Form 8-K (File Number 333-106297-02), filed on July 28, 2004.

10.2 Underwriting Agreement among Franklin Capital Corporation, Franklin Receivables LLC and Citigroup Global Markets, Inc., dated June 22, 2004, incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K (File Number 333-106297-02), filed on July 28, 2004.

10.3 Letter Agreement between Franklin Resources, Inc. and Citigroup Global Markets, Inc., dated June 22, 2004, incorporated by reference to Exhibit
     10.3 to Registrant's Form 8-K (File Number 333-106297-02), filed on July 28, 2004.

19.1 Prospectus dated June 22, 2004 and Prospectus Supplement dated June 22, 2004 related to the issuance of the Class A-1, A-2 and A-3 notes, incorporated by reference to Form 424(b)(5) filed on July 26, 2004.

31.1 Certification

99.1 Report of Registered Public Accounting Firm on compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS ("USAP").

99.2 Management's   assertion  as  to  compliance  with  the  minimum  servicing standards identified in the Mortgage Bankers Association of America's UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS ("USAP").